Form 10-Q
period 2000-03-31
I-TRANSACTION NET INC
filed 2000-05-19
CIK 1106005

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended              March 31, 2000


Commission File Number                 000-29425

                             I-TRANSACTION.NET, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey
   (State of jurisdiction of                    (I.R.S. Employer Identification
 incorporation or organization)                              Number)

   934 The East Mall, Etobicoke Ontario                 M9B 6J9
 (Address of principal executive offices)            (Zip Code)

                                 (416) 620-8330
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO
                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.0001 Par Value - 11,913,611 Shares as of March 31, 2000



                         The Exhibit Index is on Page 12
                        This document contains 13 pages.

                     I-TRANSACTION.NET, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for March 31, 2000.......3

         Consolidated Statement of Operations for the nine
          months ended March 31, 2000 and 1999...............4

         Consolidated Statement of Cash Flows for the nine
          months ended March 31, 2000 and 1999...............5

         Notes to Consolidated Financial Statements..........6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......10


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K....................12

         SIGNATURES..........................................13
                             i-Transaction.net Inc.
                         (formerly Phoenix Summus Corp.)
                          (A Development Stage Company)
                      (unaudited - prepared by management)
                           Consolidated Balance Sheet
                                 (U.S. Dollars)


--------------------------------------------------------------------------------------------------------------
                                                                                                       AUDITED
                                                               MAR. 31           MAR. 31              JUNE 30,
                                                                  2000              1999                  1999
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash                                                  $      99,617       $        --         $        --
   Promissory notes receivable bearing
     interest at 5% per annum due May 1,
     2000                                                         --                  --               100,000
   Accounts receivable                                          38,757                --                  --
   Prepaid and sundry asset                                      5,000                --                  --
--------------------------------------------------------------------------------------------------------------

                                                               177,519                --               100,000

CAPITAL ASSETS - NET OF ACCUMULATED
   AMORTIZATION OF $4,632                                       43,349                --                  --

GOODWILL NET OF ACCUMULATED AMORTIZATION
 OF $1,820                                                      70,995                --                  --
--------------------------------------------------------------------------------------------------------------

                                                         $     291,863       $        --         $     100,000
--------------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
   Bank indebtedness                                     $      20,270       $        --         $        --
   Accounts payable and accrued liabilities                  2,052,809                --                25,000
   Customer deposits                                            10,946                --                  --
   Loans payable, related party, non-interest
     bearing and due on demand                                  98,110                --                 3,007
   Bank loan                                                   107,231                --                  --
--------------------------------------------------------------------------------------------------------------

                                                             2,289,366                --                28,007
--------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 200,000,000
   shares authorized, shares issued and outstanding             11,914                 204              10,214
Additional paid-in capital                                 280,402,132         280,328,642         280,399,632
(Deficit) accumulated during development stage            (282,411,549)       (280,328,846)       (280,337,853)
--------------------------------------------------------------------------------------------------------------

                                                             1,997,503                --                71,993
--------------------------------------------------------------------------------------------------------------

                                                         $     291,863       $        --         $     100,000
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             i-Transaction.net Inc.
                         (formerly Phoenix Summus Corp.)
                          (A Development Stage Company)
                      (unaudited - prepared by management)
                      Consolidated Statement of Operations
                                 (U.S. Dollars)


----------------------------------------------------------------------------------------------------

                                                                                            AUDITED
                                                  NINE MONTHS       NINE MONTHS          YEAR ENDED
                                                        ENDED             ENDED            JUNE 30,
                                                MAR. 31, 2000     MAR. 31, 1999                1999
----------------------------------------------------------------------------------------------------

Sales                                            $     29,934       $       --        $       --

Cost of sales                                           4,649               --                --
----------------------------------------------------------------------------------------------------

Gross profit                                           25,285               --                --

Selling expense                                        12,368               --                --

Administration expense                                140,342               --               9,007

Interest                                                1,817               --                --

Amortization                                            6,452               --                --
----------------------------------------------------------------------------------------------------

Loss from operations before undernoted item          (135,694)              --              (9,007)

Litigation judgement                               (1,938,002)              --                --
----------------------------------------------------------------------------------------------------

NET LOSS                                         $ (2,073,696)      $       --        $     (9,007)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


Per share information:

   Basic loss per share from continuing
     operations                                  $      (0.19)              --        $      (0.01)

   Weighted average number of
     shares                                        10,888,611            203,611         5,662,605


SEE ACCOMPANYING NOTES.

                             i-Transaction.net Inc.
                         (formerly Phoenix Summus Corp.)
                          (A Development Stage Company)
                      (unaudited - prepared by management)
          Consolidated Statement of Changes in Stockholders' Deficiency
                                 (U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                   DEFICIT
                                                             COMMON         ADDITIONAL         ACCUMULATED
                                          COMMON              STOCK            PAID-IN     DURING DEVELOP-
          ACTIVITY                         STOCK             AMOUNT            CAPITAL          MENT STAGE              TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                10,213,611      $      10,214      $ 280,399,632      $(280,337,853)      $      71,993

Issuance of 1,000,000 shares
   on acquisition of ITNI              1,000,000              1,000              2,500               --                 3,500

Issuance of 700,000 shares
   on acquisition of Dynamics            700,000                700               --                 --                   700

Loss from operations for the
   nine month period ended
   March 31, 2000                           --                 --                 --           (2,073,696)         (2,073,696)
-----------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2000                        11,913,611      $      11,914      $ 280,402,132      $(282,411,549)      $  (1,997,503)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                             I-Transaction.net Inc.
                         (formerly Phoenix Summus Corp.)
                          (A Development Stage Company)
                      (unaudited - prepared by management)
                             Statement of Cash Flows
                                 (U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------------

                                                              NINE MONTH       NINE MONTH                AUDITED
                                                            PERIOD ENDED     PERIOD ENDED             YEAR ENDED
                                                               MARCH 31,        MARCH 31,               JUNE 30,
                                                                    2000             1999                   1999
-----------------------------------------------------------------------------------------------------------------------

Net loss                                                   $ (2,073,696)       $       --          $     (8,007)

Adjustment to reconcile net loss to
   net cash provided (used in)
   operating activities

Amortization of assets and goodwill                               6,452                --                  --

Changes in assets and liabilities

   Accounts receivable                                          (38,757)               --                  --
   Inventory                                                    (34,145)               --                  --
   Prepaid and sundry assets                                     (5,000)               --                  --
   Accounts payable and accrued liabilities                   2,027,809                --                25,000
   Customer deposits                                             10,946                --                  --
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities           (106,391)               --                16,993
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Increase in promissory note                                 (100,000)               --              (100,000)
   Capital expenditures                                          47,981                --                  --
   Goodwill                                                      72,815                --                  --
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) investing activities            (20,796)               --              (100,000)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Issuance of stock                                              4,200                --                80,000
   Loan payable to related party                                 95,103                --                 3,007
   Bank loan                                                    107,231                --                  --
   Bank indebtedness                                             20,270                --                  --
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities            226,804                --                83,007
-----------------------------------------------------------------------------------------------------------------------



NET INCREASE IN CASH DURING THE PERIOD                           99,617                --                  --

CASH AT BEGINNING OF PERIOD                                        --                  --                  --
-----------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                      $     99,617                --          $       --
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                             i-Transaction.net Inc.
                         (formerly Phoenix Summus Corp.)
                          (A Development Stage Company)
                      (unaudited - prepared by management)
                   Notes to Consolidated Financial Statements
                                 (U.S. Dollars)




1. BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position, cash flows and stockholders' deficiency in conformity with U.S. generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the Form 10-K). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the nine months are not necessarily indicative of those expected for the fiscal year.

      BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries i-Transaction.net Inc. (ITNI) and Dynamic Visions Ltd. ("Dynamic"). All intercompany balances and transactions have been eliminated on consolidation.

      GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However the Company has sustained continuing operating losses and lacks a source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.

      Management believes that the actions that are being taken and planned to revise the Company's operations provide for the opportunity for the Company to continue as a going concern.

2.    ACQUISITIONS

      i. On September 29, 1999 the Company acquired 100% of the outstanding common stock of i-Transaction.net Inc., a Bahamas Corporation by issuing 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants exercisable at $0.25 per warrant. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the results of the Company from the date of acquisition.

         In determining the value of the purchase of ITNI, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a `shell Company" at the time of acquisition, the fair value of the Company was nominal and thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate.

         As a result the purchase price was determined based upon the value of the net assets of ITNI and are as follows:


         Current assets                                                          $ 5,000

         Current liabilities                                                      (1,500)
------------------------------------------------------------------------------------------------------

         NET ASSETS ACQUIRED                                                     $ 3,500
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

ii. On November 15, 1999 the Company acquired 100% of Dynamic Visions, Ltd. ("Dynamic"), an Ontario, Canada corporation for 700,000 shares of common stock of the Company which was issued and subject to Rule 144 of the Securities and Exchange Act of 1933. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the results of the Company from the date of acquisition.

         In determining the value of the purchase of Dynamic, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a "Shell Company" at the time of acquisition the fair value of the Company at the time of acquisition was nominal and thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate.

         As a result the purchase price was determined based upon the fair value of the net assts of Dynamic which was determined to be book value. The balances at November 15, 1999 are unaudited and are as follows:


         Assets                                                                $ 153,279

         Liabilities                                                             226,092
------------------------------------------------------------------------------------------------------

         NET LIABILITIES                                                      $  (72,813)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

         The net liabilities acquired will be considered the goodwill acquired by the Company. During the period $1,820 of goodwill was amortized.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

On September 29, 1999 the Company acquired 100% of the outstanding common shares of I-Transaction.net, Inc., a Bahamas Corporation by issuing 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants exercisable at $0.25 per warrant. I-Transaction.net (Bahamas) did not have any sales during the quarter or the nine months since the beginning of the fiscal year.

On November 15, 1999 the Company acquired 100% of Dynamic Visions, Ltd., an Ontario corporation for 700,000 shares of common stock. Dynamic produces virtual reality game systems for the entertainment market as well as virtual reality training software for the military.

Sales of game systems, revenue sharing on game systems and payments on military development contracts totaled $29,934 for the nine months ended March 31, 2000. Sales in the previous quarter were $1,707.

Costs and Expenses

Costs of sales were $4,649 or 15.5% of sales for the nine months and $3,813 or 13.5% of sales for the quarter.

Selling General and Administrative

Selling, General and Administrative expenses for the nine months were $152,710, increasing $113,625 during the quarter. This increased expense was mainly due to increased professional fees related to the Company's filing of its Form 10-SB on February 10, 2000 and increased selling efforts.

Depreciation and Amortization

Depreciation for the nine months was 6,452 and $1,820 for the three months ended March 31, 2000. Depreciation relates to the assets acquired in the purchase of Dynamic Visions Ltd.

Other Income and Charges

During the nine months and three months ended March 31, 2000 the company did not have any other income. It did have interest expense in the amount of $1,817 during the entire period.

In March 2000 the company became aware of a judgment entered against a Phoenix Summas Corp., which would appear to be a similar name to the former name of the company,Phoenix Summus Corp. that was filed in California in 1999. The judgment in the amount of $1,938,002 was the result of a default being entered against the Company in the case of Sue B. Jones v. Harold Blethen, ET AL. Case No. 5634126, Fresno County Superior Court (California). The Company was not aware that any lawsuit had been initiated against it and disavows any claim made by the Plaintiff in that case. The Company is vigorously defending against this claim.

PART II - OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company did not file any reports on form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VALUE HOLDINGS, INC.

DATE: May 18, 2000         By: /s/ David Bruce
                                David Bruce
                                Chairman, Director

DATE: May 18, 2000         By: /s/ Joanne Broeders
                                Joanne Broeders
                                Director