Form 10KSB
period 2000-06-30
I-TRANSACTION NET INC
filed 2000-10-16
CIK 1106005

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


         [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 2000

         [   ]    Transition report under Section 13 or 15(d) of the Securities
                  Exchange Act of 1934

                  For the transition period from ________ to __________

                  Commission File Number ________________________

                             I-TRANSACTION.NET INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

New Jersey
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of                   (IRS Employer
 Incorporation or Organization)                   Identification No.)

934 The East Mall, Etobicoke, Ontario Canada      M9B 6J9
--------------------------------------------------------------------------------
(Address of Principal Executive Office)           (Zip code)

                                 (416) 620-8330
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [x] Yes           [ ] No

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuers revenues for its most recent fiscal year are $67,239

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of October 13, 2000: $8,935,208.25

The number of shares outstanding of the issuer's common stock, as of October 13, 2000 is 11,913,611

                                     PART I

Item 1. Description of Business

The Company was incorporated in New Jersey in 1999. The Company had been previously domiciled in other states, however in December 1998 the Board of Directors of the Company voted to re-incorporate (re-domicile) in New Jersey. The Company was previously known as Phoenix Summus Corp.

The predecessor to the Company had been subject to certain lawsuits that resulted in judgments against the Company. Such judgments were discharged in a later bankruptcy proceeding. As part of the plan of reorganization, the Company executed a 110:1 share reverse split, with no shareholder to receive fewer than 20 shares after the split. Creditors (other than the former transfer agents' debt, which the Company assumed to pay in the future and satisfied) received 1,581 shares of common stock in 1997, 145,930 shares of common stock in 1998 and 5,000 shares of common stock in 1999 on a post-consolidated basis. None of the officers or directors of the Company involved with those proceedings are currently officers or directors of the Company and have no influence over the affairs of the Company.

The Company designs, develops and deploys business-to-business and consumer-to-business e-commerce solutions in addition to acting as the back-end transaction processor for these systems. The Company offers EDI, electronic funds transfer, and advertising and marketing database support. The Company through its Dynamic Visions Ltd., subsidiary also produces a virtual reality arcade game and virtual reality training simulations for the Canadian military.

DYNAMIC VISIONS LIMITED

In November 1999 the Company purchased 100% of the issued and outstanding shares of Dynamic Visions Limited, an Ontario corporation. Consideration for the purchase was an exchange of 700,000 shares of Company stock for the shares of Dynamic.

Dynamic Visions is a developer of commercially viable 3D/Virtual Reality (VR) products for use in both entertainment venues and other establishments. Dynamic Visions also develops virtual reality training software for the Canadian military.

Their current gaming product, the Orion Game System, has been installed in over 20 countries in a wide range of venues such as entertainment centers, arcades, theme parks, and location based entertainment centers. The Orion Game System is an arcade style 3-d/virtual reality game. A player dons a virtual reality headset that presents the game to the player in 3-D.

Dynamic has also worked with the Canadian Department Of National Defense in the development of a low cost PC based ERYX/TOW missile simulator.

Dynamic utilized intellectual property agreements with companies such as Activision, 3DO, Interplay and Apogee in creating the games for the Orion Game System. These companies are some of the world's leading developers of entertainment/gaming software. Using their software as a foundation, Dynamic is able to create very specific content cost effectively. Dynamic modifies games from these companies to work with the Orion Game System and to add virtual reality elements.

Dynamic sells, leases and has revenue sharing arrangements with its customers. The average selling price for a game system is $16,000. Leasing is arranged through third parties. Additionally, Dynamic has entered into revenue sharing agreements with some customers where Dynamic places a game system with the customer and the revenue is divided at contracted levels.

Certain of the parts used by Dynamic Visions in the manufacture of its virtual reality gear are available only from a limited number of suppliers due. Thus, Dynamic could be susceptible to parts shortages of key components.

ePASS CANADA INC.

The Company is in the process of acquiring ePass Canada, the developer of an integrated web based customer management software. In March 2000 the Company entered into a share purchase agreement with ePass Canada to acquire the company for $2.2 million. The completion and closing of the transaction is contingent upon the completion an independent valuation of ePass Canada and its software, and/or financing to satisfy the purchase price. The purchase price will be adjusted should the valuation show that the software is worth significantly more or less than the agreed upon purchase price. The Company intends to use ePass as its main product and to build a significant portion of its business around the ePass software.

In the interim period, the Company has further developed ePass's software into a proprietary business management system (BMS) consisting of a group of software modules that can be implemented by various types of businesses to enhance efficiency. ePass enabled customers can use any PC with Internet access to manage their business through the integrated communication engine (ICE) which is the core of the ePass system. Through ICE, businesses utilize all forms of communication methods from traditional such as: fax, telephone, call center and mail; to leading-edge such as: instant messaging, email re-routed to a cell phone, pager, home telephone or any other electronic device that supports Internet connectivity. ePass brings efficient reach, and increases the immediate responses needed to fulfill the promises of e-business for customers. The Company provides everything a business needs to bring a BMS solution to a web site. With ePass a company can:

     - Communicate instantly with an instant message, fax-blast, email blast, etc.
     -  Send information based on pre-set criteria and collect demographics.
     - Track all actions by customer, specific group, end-user, statistics, or by any field required.
     -  Perform e-commerce transactions.
     - Automate and track all business processes and create automated responses.
     -  Create knowledge bases on all your products and services.
     -  Automate your online forms.

ePass does not require a business to install additional software or the installation of a complex database. The Company maintains the web site WWW.EPASSCANADA.COM which explains the modules in detail and provides additional information about the ePass system.


SUBSEQUENT ACQUISITIONS

ATHON GRAPHICS AND MARKETING

On September 18, 2000 the Company acquired Athon Graphics and Marketing, a full service design and communications company for $101,351 by issuing 14,742 shares of common stock of the Company. Athon creates marketing materials, marketing strategies, and strategic web site development. Athon's personnel have been integrated into the Company so that there talents may be utilized in various components of the business.

THE INDUSTRY

         BUSINESS TO BUSINESS E-COMMERCE

         Currently, most business to business solutions are managed by phone and fax using multi-part forms and other paper-based media. There are some businesses that have enabled electronic ordering through private networks requiring proprietary software and systems.

         Many business now want to leverage information technology for their sales marketing and service processes. Companies of all sizes are looking to gain an advantage through internet strategies that allow them to manage all types of customer contacts including, telephone, fax, e-mail, and instant messaging. Such systems allow companies to be responsive to their customers.

         The Company has created a system of business to business and consumer to business communications tool that allows the business or consumer to access information and order via the Internet. While there are many companies offering e-commerce solutions, the Company offers a vertically integrated solution which also encompasses transaction processing and database solutions. One of the first industries that the Company is targeting is the financial services industry.
The products are intended to dynamically change the way businesses interact with customers, employees, clients, associates and end-users. They are fully web based and do not require the client to maintain servers or a separate information technology staff to maintain the system. The Company's ePass system is currently in use by Chase Equity in Toronto, Canada. The implementation of the system can be seen on the Internet at www.chaseequity.com

         VIRTUAL REALITY GAMING

         The Virtual Reality Gaming industry has seen the failure of many small companies as the technology has been expensive to develop thus making entry level prices high and sometimes out of the reach of smaller arcades. However, over the past 3 years the reduction in personal computer prices and the availability of high-end components at commodity prices has enabled some in the industry to lower costs significantly. This lower cost has allowed greater penetration and acceptance of virtual reality gaming in arcades. Also, the emergence of family entertainment centers such as Dave & Busters and GameWorks has expanded the market for high-end arcade games such as the Orion Game System.

COMPETITION

ePass Business Management System (BMS)

     There are many business-to-business and business-to-consumer products on the market. What sets the Company's BMS apart is that its entire back-end is web-based (not web-enabled). This translates to extremely low maintenance of a very high-end database for the customer. There is no need to purchase a server, there is no IT manager to employ, no multiple licenses to buy, and no need to engage in training programs for employees. Technical support, round-the-clock maintenance and supervision, plus data encryption security, transactional processing and replicating server technology are provided by the BMS. Customers pay for:

     -  Exclusive, web-based, administrator-access to their database,
     -  Reporting and demographics tools,
     - Membership services such as registration and profiling for their end-users,
     - Value-added services such as message boards and stock quotes for their web site,
     -  Front-end web design and hosting, if necessary.

The BMS requires only a computer with Internet access. Data can be inputted by the customer or imported from any ODBC existing database.

Many of the Company's competitors, such asOracle, Sybase, Interact, Sales Logix, Siebel Systems and PeopleSoft ,are large multi-national corporations that are well financed, with large sales forces. These companies compete for the same contracts as does the Company. The Company will rely on the differentiation of its products, including its web based as opposed to web-enabled design, to compete in the industry. Though, even with its competitive advantages ePass may be shut out of certain markets by its larger competitors.

Dynamic Visions

         Dynamic competes with SEGA or NAMCO; major distributors of arcade/entertainment equipment. However, Dynamic utilizes virtual reality components not found in other game systems which sets it apart from traditional arcade game vendors. However, SEGA and NAMCO are much larger, much better capitalized and have significant name recognition that Dynamic does not. So, even with technological differentiation Dynamic could be shut out of its primary markets by its larger competitors.

GOVERNMENT REGULATION

ePass Canada

There is no significant regulation of ePass. The main concern of the company is the protection of the intellectual property rights associated with the ePass software. However, the Company believes that the current protections are sufficient and that there is not a significant risk that the protections afforded by the laws of the United States and Canada will change so as to pose a risk of loss of intellectual property.

Dynamic Visions

The games on the Orion Game System are violent in nature and may not be suitable for all age groups. While there currently is no government regulation of content of the games, nor is there a mandatory rating system, the current political climate suggests that restrictions on violent video games are possible. Such restrictions could have the effect of limiting the venues in which the games system may be placed. Should such limitations be enacted it could aversely affect the Company's revenues and revenue growth.

Item 2. Description of Property

None. The Company currently utilizes office space provided at no cost and for which no cost will accrue.

Item 3. Legal Proceedings

In March 2000 the company became aware of a judgment entered against Phoenix Summus Corp., the former name of the company, that was filed in California in 1999. The judgment in the amount of $1,938,002 was the result of a default being entered against the Company in the case of Sue B. Jones v. Harold Blethen, ET AL. Case No. 5634126, Fresno County Superior Court (California). The Company was not aware that any lawsuit had been initiated against it and disavows any claim made by the Plaintiff in that case. The Company is vigorously defending against this claim.

The Company is not a party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol ITNI. The Company's shares had previously traded under the symbol PXSC.



July 1, 1998 through
September 30, 1998        $55.00     $18.00

October 1, 1998 through
December 31, 1998         $35.00     $ 1.00

January 1, 1999 through
March 31, 1999            $ 2.00     $ 1.00

April 1, 1999 through
June 30, 1999             $ 5.75     $ 1.00

July 1, 1999 through
September 30, 1999        $ 2.50     $ 1.125

October 1, 1999 through
December 31, 1999         $ 4.187    $ 2.75

January 1, 2000 through
March 31,2000             $ 2.50     $ 7.8125

April 1, 2000 through
June 30, 2000             $ 2.50     $ 7.00

July 1, 2000 through
September 30, 2000        $ 1.18     $ 3.06


Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Dynamic Visions Sales

In November 1999 the Company acquired Dynamic Visions Limited, an Ontario company that designed and manufactured arcade style virtual reality games. At the time of the purchase Dynamic had limited revenues. For the period ended June 30, 2000 Dynamic had sales of $67,239. These sales consisted of revenues from three gaming systems that have been placed in use at a Dave & Busters location in Toronto, Ontario and from several development contracts that Dynamic has been awarded, including contracts to develop simulation software that will be used to train Canadian military personnel in the use of certain weapons systems.

The Company intends to continue its efforts to sell Orion Game Systems to family entertainment centers and arcade venues. The Company is enhancing the game play and is developing new virtual reality input devices.

The Company also will seek development contracts from private entities and the Canadian military. The Company already develops simulation software for the Canadian military.

ePass Canada Sales

In March 2000, the Company entered into an agreement to purchase ePass Canada and began enhancing the ePass software that company had developed. The Company has not completed that transaction as it is contingent upon an independent valuation of ePass Canada and the ePass software and/or financing to satisfy the purchase price. ePass Canada derives its revenue from licensing its software and sharing in revenue generated by ePass enabled sites. During the fiscal year the Company sold no ePass licenses and derived no revenue from the ePass software.

The Company will use sales staff in both Canada and the United States to seek licensees for the software. Licensees will be customer service oriented companies who will purchase a license for ePass software. The Company will also customize the software to meet customer needs.


COSTS AND EXPENSES

Costs of Sales

For the year ended June 30, 2000 the Company had revenues of $67,239 and the cost of sales was $51,516. The Company did not have any sales in fiscal 1999. In fiscal 2000 all the Company's sales were derived from its Dynamic Visions subsidiary. Likewise, all the costs of sales are attributable to Dynamic Visions.

Selling, General and Administrative

The company had selling, general and administrative expenses of $190,184 for fiscal 2000 as compared to SG&A expenses of $8,007 in the previous fiscal year. The increase in SG&A expense is due to the acquisition of Dynamic Visions and expansion in anticipation of the closing of the ePass acquisition.

Depreciation and Amortization

The Company had depreciation of $53,208 for the current fiscal year. This is related to certain equipment owned by the Company and Orion Game Systems.

Interest Expense

The Company accrued interest in the amount of 250,000. This represents accrued interest on the judgment against the Company in the amount of $1.93 million, and other related costs.

Capital Expenditures and Depreciation

The Company had no capital expenditures during the fiscal year. The capital assets were acquired in the purchase of Dynamic Visions Ltd., which was acquired for stock.

Research and Development

The company expended $68,000 in research and development costs in the fiscal year. These costs are related to enhancing the ePass software being acquired by the Company. There were no research and development funds expended in the fiscal 1999.

Liquidity and Capital Resources

The following table presents a summary of the Registrants cash flows for the last two fiscal years:


---------------------------------------- -------------------------------------- --------------------------------------
                                         Year Ended June 30, 2000               Year Ended June 30, 1999
---------------------------------------- -------------------------------------- --------------------------------------

Net Cash Provided (required) by                                      (104,276)                                 16,993
operating activities
---------------------------------------- -------------------------------------- --------------------------------------
Net Cash Provided (used) by investing                                  110,270                              (100,000)
activities
---------------------------------------- -------------------------------------- --------------------------------------
Net cash provided (used) by financing                                       --                                 83,007
activities
---------------------------------------- -------------------------------------- --------------------------------------
Currency Exchange                                                      (5,410)                                     --
---------------------------------------- -------------------------------------- --------------------------------------
Net increase (decrease) in cash                                            584                                     --
---------------------------------------- -------------------------------------- --------------------------------------


The Company has relied on loans from shareholders to meet its cash needs and plans to raise additional funds through placement of the Company's common stock.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements set forth in F-1 through F-13 hereof which are hereby incorporated by reference.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's current reports on Form 8-K dated September 27, 2000 reporting a change of accountants is incorporated by reference. The change of the Company's independent accountants as reported on Form 8-K were for reason other than those relating to any disagreement with the Company.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following person are the executive officers and directors as of June 30, 2000.

NAME                                                        POSITION
-------------------------------------------------------------------------------
David Bruce                                     Director, Chairman of the
                                                Board, President

Stafford L. Greene                              Chief Financial Officer

Thomas Weisner                                  Chief Executive Officer

Joanne Broeders                                 Director


David Bruce, Director, Chairman of the Board. Mr. Bruce graduated from York University in 1986 with a degree in Business Admin studies. From 1989-1994 he worked for Marchment & Mackay Securities as a broker specializing in start-ups and venture capital. From 1994-1997 Mr. Bruce worked for Price Warner as a Broker specializing in start-ups and venture capital. From 1997-1998 he was a partner in Optimax Securities Inc a company specializing in venture capital. Presently he is a partner with Noble International Corp., a company that provides start-up financing.

Stafford L Greene, C.P.A, Chief Financial Officer. Mr. Greene was educated in the Bahamas and the USA obtaining a BBA degree from City University of New York (Bernard Baruch College) in 1986, and subsequently qualified as a Certified Public Accountant in New York State. After a short term with Touche Ross & Co, in 1988, he joined the Bank & Trust operations of Coutts & Co (Bahamas) Ltd where he held positions in such diverse areas as Internal Audit and Compliance, Banking & Securities, and Mutual Fund Administration. In September 1994 he left the Coutts Group and was appointed Vice President and CFO of a European based financial trading and investment group of companies (The GFTA/Dynamo M Group) with capital invested of US $700 million. He recently served as the CFO of The Private Trust Corporation Limited. PTC is the largest independent trust company in The Bahamas with assets under administration in excess of US $5 billion.

Thomas J. Weisner, Chief Operating Officer. Prior to joining ITNI, Mr. Weisner was Director of Communications for Tourism Toronto, the city's convention and visitor bureau where he headed a team responsible for generating millions of dollars in free media coverage. He also acted as the agency's public relations liaison, spearheaded promotional programs as well as consulted on bureau and city initiatives. An award winning writer, Mr. Weisner began his career in 1987 creating advertising campaigns for blue-chip clients such as Re/Max, General Motors, Suzuki Motorcycles, Air Ontario, General Tire and many others. As Creative Director of a Canadian advertising agency, Mr. Weisner spearheaded print, radio, and television campaigns as well as customer loyalty and employee motivational programs for local and national brands. Mr. Weisner has also acted as Marketing Director of WHERE Toronto magazine and the Tourism Toronto Group where he created strategic plans and materials to boost sales and revenue.

Joanne Broeders, Director. Ms. Broeders' educational background is in legal studies and finance. Upon graduating in 1994, Ms. Broeders worked as a legal assistant for a marketing firm. From 1995 to 1998 Ms. Broeders worked for Capital Canada Ltd., an investment banking firm, as a finance assistant. She is a Managing Director of Investor Services Group, Inc., specializing in start up and venture capital financing, investor relations and public offerings.

Item 10. EXECUTIVE COMPENSATION

During the fiscal year ended June 30, 2000 no officer of the Company received compensation in the form of salary and/or bonus in excess of $100,000. The following table sets forth certain information with respect to compensation for services paid by the Company for the past two fiscal years to or on behalf of the Company's executive officers who were executive officers at June 30, 2000.


------------------------- --------- ------------ ------------- ------------------- ------------------------
Name and Principal        Year      Salary ($)   Bonus         Other Annual        All other compensation
Position                                                       Compensation
------------------------- --------- ------------ ------------- ------------------- ------------------------
David Bruce                   2000            0             0             $21,000                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------
                              1999            0             0                   0                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------
Thomas Weisner                2000            0             0                   0                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------
                              1999            0             0                   0                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------
Stafford Greene               2000            0             0                   0                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------
                              1999            0             0                   0                        0
------------------------- --------- ------------ ------------- ------------------- ------------------------



Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of June 30, 2000 by (i) the owners of more than five percent of the Company's Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:


Name and Address of       Number of Shares of       Percentage of
  Beneficial Owner (1)       Common Stock            Common Stock
 ------------------        -----------------        -------------

David Bruce (ii)                    0                     0%

Thomas Weisner (ii)                 0                     0%

Stafford Greene (ii)                0                     0%

Joanne Broeders (ii)           70,000                     0.07%

M. Zigan (2)                  909,091                     7.6%

Icicle Ltd. (2)               909,091                     7.6%


Wild Safari Ltd. (2)          909,091                     7.6%

Salvatori Ltd. (2)            904,091                     7.6%

Wright Technologies (2)       909,091                     7.6%

Kensiko Ltd. (2)              826,901                     6.9%

Wintergarden Ltd. (3)         900,000                     7.55%

 All Executive Officers and
 Directors as a Group
 (2 persons)  (iii)            70,000                      0.5%


(1) The address for all officers and directors of the Company is: 934 The East Mall, Etobicoke, Ontario, Canada.

(2) The address for these shareholders is: c/o Law Offices of Peter Tuovi, 934 The East Mall, Etobicoke, Ontario Canada

(3) The address for these shareholders is: c/o Accys Management, 926 The East Mall, Etobicoke, Ontario Canada


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is acquiring the ePass software and ePass Canada, Inc. from a party that is represented by a director of the Company.

The Company was charged $68,000 for services, by a Company with common shareholders, for development work related to the E-Pass software, and the accompanying financial statements reflect this liability.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 2.1 Articles of Incorporation (incorporated by reference to the Company's filing on form 10-SB).

(b) 8-K Filed September 29, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         i-transaction.net, inc.

By: /s/ David Bruce
    -------------------------
        David Bruce, President

In accordance with the Exchange Act, this report has been signed below by the folowing persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Bruce
    -------------------------
        David Bruce, President/Director

By: /s/ Thomas Weisner
    -------------------------
        Thomas Weisner, CEO

By: /s/ Stafford Greene
    -------------------------
        Stafford Greene, CFO

By: /s/ Joanne Broeders
    -------------------------
        Joanne Broeders, Director
                             i-TRANSACTION.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                             i-TRANSACTION.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS

                                                                           PAGE
REPORT OF INDEPENDENT AUDITORS'                                               1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                        2

         Statements of Operations                                             3

         Statements of Stockholders' Equity                                   4

         Statements of Cash Flows                                             5

Notes to Consolidated Financial Statements                                 6-12


REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and Stockholders i-Transaction.net, Inc.

We have audited the accompanying consolidated balance sheet of i-Transaction.net, Inc. ("the Company") and its Subsidiaries (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The statements of operations, stockholders' equity, and cash flows of i-Transaction.net, Inc. and its Subsidiaries (a development stage company) for the year ended June 30, 1999, were audited by other auditors whose report dated February 4, 2000, on those statements included an explanatory paragraph that described an uncertainty relating to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its Subsidiaries (a development stage company) at June 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, stockholders' capital deficiency, and the legal judgment entered against the Company raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.


October 12, 2000
i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2000

-------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,
                                                                                             2000
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                                              $        584
   Accounts receivable, net                                                                 8,815
                                                                                            -----
Total current assets                                                                       9,399
-------------------------------------------------------------------------------------------------
Equipment, net                                                                             32,780
Due from affiliates                                                                        13,825
Other assets                                                                                3,500
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               59,504
-------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES:
   Notes payable                                                                           95,069
   Accounts payable and accrued liabilities                                             2,333,697
   Customer deposits                                                                       31,200
   Loans payable, related party                                                            32,033
                                                                                           ------

   Total current liabilities                                                            2,491,999
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 200,000,000 shares
   authorized; 11,913,611 shares issued and outstanding                                    11,914
Additional paid-in-capital                                                              2,804,333
Cumulative translation adjustment                                                          (5,410)
-------------------------------------------------------------------------------------------------
Deficit accumulated during development stage                                           (5,243,332)
-------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                         (2,432,495)
-------------------------------------------------------------------------------------------------
Total assets and stockholders' deficiency                                          $       59,504
-------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------
                                                                                     FEBRUARY 28, 1997
                                                     JUNE 30,         JUNE 30,     (DATE OF INCEPTION)
                                                         2000             1999        TO JUNE 30, 2000
------------------------------------------------------------------------------------------------------
Sales                                          $       67,239    $         -           $   67,239

Cost of sales                                          51,516              -               51,516
------------------------------------------------------------------------------------------------------

GROSS PROFIT                                           15,723              -               15,723

General, selling, and administration expense          190,184          8,007               217,019

Interest                                              250,000              -               250,000

Research and development                               68,000              -                68,000

Consulting fees                                       493,615              -               493,615
-------------------------------------------------------------------------------------------------------
Loss from continuing operations before
   extraordinary item                                (986,076)        (8,007)           (1,012,911)

EXTRAORDINARY ITEM:
Legal judgment, net of  $761,247 tax benefit       (1,176,755)             -            (1,176,755)
-------------------------------------------------------------------------------------------------------
Loss before provision for income taxes             (2,162,831)        (8,007)           (2,189,666)
Provision for income taxes                           (761,247)             -              (761,247)
-------------------------------------------------------------------------------------------------------

NET LOSS                                         $ (2,924,078)      $ (8,007)         $ (2,950,913)
-------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE LOSS:

Foreign currency translation, net                      (5,410)        (8,007)               (5,410)

COMPREHENSIVE LOSS                                $(2,929,488)             -           $(2,956,323)
-------------------------------------------------------------------------------------------------------

PER SHARE INFORMATION FOR THE YEAR ENDED JUNE 30, 2000:

   Loss per share from continuing operations     $ (.09)

   Loss per share from extraordinary item        $ (.10)
                                                 ------
   Basic net loss per share                      $ (.26)
                                                 =======
   Weighted average number of
     shares                                 +11,408,953
                                            -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

--------------------------------------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                ADDITIONAL         ACCUMULATED
                                                      COMMON       PAID-IN      DURING DEVELOP-
         ACTIVITY                     SHARES           STOCK       CAPITAL          MENT STAGE           TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 27, 1997       132,755,304  $    1,342,086             -        $ (2,292,419)   $    950,333

Reverse splits                   (132,749,204)     (1,342,080)    1,342,080                  -               -

Issuance of shares relating
   to bankruptcy settlement            1,581               2       948,903                   -         948,905

Shares issued for the
   acquisition of  Forum Energy       50,000              50   278,018,977                   -     278,019,027

Loss due to write off of
   Forum Energy                            -               -             -        (278,017,599)   (278,017,599)

Issuance of shares relating to
   bankruptcy settlement             145,930             146        18,682                   -          18,828

Net loss from operations
   at June 30, 1998                        -               -             -             (18,828)        (18,828)
--------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998,              203,611             204   280,328,642        (280,328,846)              -
    AS PREVIOUSLY REPORTED

Adjustment for the write-off of
  Forum Energy                             -               -  (278,017,599)        278,017,599               -
--------------------------------------------------------------------------------------------------------------

RESTATED JUNE 30, 1998               203,611             204     2,311,043          (2,311,247)              -
--------------------------------------------------------------------------------------------------------------

Issuance of shares relating
   to bankruptcy settlement            5,000               5           995                   -           1,000

Shares issued for cash, net       10,000,000          10,000        65,000                   -          75,000

Shares issued for services             5,000               5         3,995                   -           4,000

Loss from operations for the
   year ended June 30, 1999                -               -             -              (8,007)         (8,007)
--------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999            10,213,611          10,214     2,381,033          (2,319,254)         71,993
--------------------------------------------------------------------------------------------------------------

Issuance of 1,000,000 shares
   for acquisition of ITNI         1,000,000           1,000       249,000                   -         250,000

Issuance of 700,000 shares
   for acquisition of Dynamic        700,000             700       174,300                   -         175,000

Foreign currency translation               -               -             -                   -          (5,410)

Loss from operations for the
   year ended June 30, 2000                -               -             -          (2,924,078)     (2,924,078)
--------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000            11,913,611        $ 11,914   $ 2,804,333         $(5,243,332)    $(2,432,495)
--------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

----------------------------------------------------------------------------------------------
                                      YEAR ENDED       YEAR ENDED            FEBRUARY 28, 1997
                                        JUNE 30,         JUNE 30,       (DATE OF INCEPTION) TO
                                            2000             1999                JUNE 30, 2000
----------------------------------------------------------------------------------------------
NET LOSS                                 $ (2,924,078)    $    (8,007)         $(2,932,085)
Adjustment to reconcile net loss to
   net cash provided by (used in)
    operating activities:                                           -
   Depreciation expense                        53,208               -               53,208
   Interest expense                           250,000               -              250,000
   Extraordinary item - legal judgment      1,938,002               -            1,938,002
   Consulting fees                            493,615               -              493,615
Changes in assets and liabilities:
   Increase in accounts receivable             (8,815)              -               (8,815)
   Decrease in note receivable                100,000               -              100,000
    (Decrease) increase in accounts
        payable and accrued liabilities        (6,208)         25,000               18,792
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                      (104,276)         16,993              (87,283)
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Increase (decrease) in promissory note      95,069        (100,000)              (4,931)
   Advances from (to) affiliates, net          15,201               -               15,201
                                                                    -
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                 110,270        (100,000)              10,270
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Issuance of stock                                           80,000               80,000
   Loan payable to related party                                3,007                3,007
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING
   ACTIVITIES                                       -          83,007               83,007
------------------------------------------------------------------------------------------
NET INCREASE IN CASH PRIOR TO EFFECT
   OF EXCHANGE RATE ON CASH                     5,994               -                5,994
EFFECT OF EXCHANGE RATE ON CASH                (5,410)              -               (5,410)
------------------------------------------------------------------------------------------
NET INCREASE IN CASH                              584               -                  584
CASH AT BEGINNING OF PERIOD                         -               -                    -
------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                         $   584     $         -            $     584
------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
The Company had no cash equivalents at June 30, 2000 and 1999.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
The Company acquired all the stock of i-Transaction.net, Inc. and Dynamic Visions, Ltd. for stock as follows:

                                  Total       Value of
   Company acquired       Shares issued    Acquisition
   --------------------   -------------    -----------
   i-Transaction.net,Inc.     1,000,000       $250,000
   Dynamic Visions,Ltd.         700,000       $175,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     On October 26, 1999 Phoenix Summus Corp. changed its name to i-Transaction.net Inc. ("the Company"). In January of 1999, the Company was reincorporated in the State of New Jersey and re-established itself as a development stage company. The Company's primary business activities relate to developing, selling, and managing web-based database solutions software. The Company through its subsidiaries will assist in the development, marketing, and sales of its proposed acquisition of the e-commerce software currently owned by ePass Canada.com, Inc. (See Note 11).

     GOING CONCERN

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the company as a going concern. However, during the years ended June 30, 2000 and June 30, 1999, the Company experienced, and continues to experience going concern and liquidity problems. The Company has incurred a net loss of $(2,924,078) and $(8,007) for the years ended June 30, 2000 and June 30,1999, respectively. The loss for the year ended June 30, 2000 is primarily related to a judgment that was entered against Phoenix Summas Corporation, which was the corporate name prior to the name change that occurred October 1999 (see Note 7). The Company's consolidated financial position also reflects a working capital deficiency of $(2,482,600) and a stockholders' deficiency of $(2,432,495) as of June 30, 2000.

     These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

     Management's plans with regard to these matters encompass the following actions:

     1. The Company has retained legal counsel to vigorously defend the judgment entered against Phoenix Summas Corporation.

     2. The Company plans to raise equity from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering. From the proceeds of these anticipated offerings the Company plans to pay outstanding liabilities, continue to spend on research and development of its proprietary software, and continue to explore acquiring potentially profitable technology related companies.

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Dynamic Visions Ltd. and i-Transaction.net Inc., a Bahamas corporation. All inter-company balances and transactions have been eliminated on consolidation.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Cont'd.)

     REVENUE RECOGNITION

     Revenue from the sale of products is recognized at the time of shipment. Revenue from consulting services is recognized when the services are rendered in accordance with the terms of the related agreements. Revenue from Orion Game System Shared Revenue Contracts is recognized when earned on an accrual basis.

     EQUIPMENT

     Equipment is recorded at cost and is being depreciated on the straight-line method over their estimated useful lives which approximates five years.

     FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealised exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity.

     ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial statements approximates fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

     NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share".

     The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation, it also revised the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Cont'd.)

     NET LOSS PER SHARE- (CONT'D)

     The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. When present, common stock equivalents are excluded from the computation if their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

     RECENT PRONOUNCEMENTS

     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. This statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

     In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133", which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. This Standard is not applicable for the Company's year ended June 30, 2000.

2.   EQUIPMENT (DYNAMIC ACQUISITION)

     Equipment consists of the following:

-------------------------------------------------------------------------------------------------------
                                                                          Accumulated          Net Book
                                                          Cost           Depreciation             Value
-------------------------------------------------------------------------------------------------------
Equipment                                             $ 21,637              $  13,310            $8,327
Orion Game Systems                                      64,351                 39,898            24,453
-------------------------------------------------------------------------------------------------------
                                                      $ 85,988                $53,208           $32,780
-------------------------------------------------------------------------------------------------------

3.   NOTES PAYABLE

          a. The operating loan is secured by a personal guarantee and a postponement and assignment of claim from one of the shareholders of the Company's parent.

          b. This loan is currently in default. The lender has released the personal guarantees of certain shareholders of the Company's parent in exchange for a cash payment from the shareholders. The shareholders have agreed not to seek repayment from the Company of the cash payment. Accordingly, the Company has recognized a $31,944 gain on forgiveness of debt in this period.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



4.   LOANS PAYABLE, RELATED PARTY

     The loans payable related party consisting of advances for working capital, are non-interest bearing and contain no fixed terms of repayment.

5.   ACQUISITIONS

          a. On September 29, 1999 the Company acquired 100% of the outstanding common stock of i-Transaction.net Inc., a Bahama Corporation, from a related party, by issuing 1,000,000 shares of common stock which were issued and subject to Rule 144 of Securities and Exchange Act of 1933. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations will be included in the results of operations for the Company from the date of acquisition.

              In determining the value of the purchase of ITNI, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a development stage Company at the time of acquisition, the fair value of the Company was nominal and thus the market value of the shares of the Company were discounted in determining the purchase price. Accordingly, the shares were valued at $.25 per share and the excess over the net assets acquired, approximating $246,500, were charged to consulting fees, as the value of the intangible assets, primarily consisting of a tradename, contact base, and the business location could not be determined at this time.

          b. On November 15, 1999 the Company acquired 100% of Dynamic Visions, Ltd. ("Dynamic"), an Ontario, Canada corporation for 700,000 shares of common stock of the Company which were issued subject to Rule 144 of the Securities and Exchange Act of 1933. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations will be included in the results of operations for the Company from the date of acquisition.

              In determining the value of the purchase of Dynamic, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a "shell Company" at the time of acquisition, the fair value of the Company was nominal and thus the market value of the shares of the Company were discounted in determining the purchase price. Accordingly, the shares were valued at $.25 per share and the excess over the net assets acquired, approximating $247,115, were charged to consulting fees, as the value of the intangible assets, primarily consisting of propriety software and personnel, could not be determined at this time.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



5.   ACQUISITIONS - (Cont'd.)

          c. Phoenix Summas Corporation (prior name of Company) filed for bankruptcy protection in the Dominion of Melchizekek under Chapter 11 of the Karitane Bankruptcy Code. Karitane and the entire Dominion of Melchizedek adopted the entirety of the United States Federal Bankruptcy laws in 1991. As a result of the reorganization, the Company emerged with its sole asset being 13,500,000 shares of Sky Scientific, Inc. preferred stock, which has no value and was written off and not reflected in the accompanying financial statements. As part of the plan, the Company executed a 110:1 share reverse split, with no shareholder to receive fewer than 20 shares after the split. Creditors (other than the former transfer agents' debt, which the Company assumed to pay in the future and satisfied) received 1,581 shares of common stock in 1997, 145,930 shares of common stock in 1998 and 5,000 shares of common stock in 1999 on a post-consolidated basis.

          d. On March 1, 1999 the Company's Board of Directors approved a 200:1 share reverse split, with no shareholder to receive fewer than 50 shares after the split. All share and per share data included in these financial statements were restated to reflect the effect of the stock split.

          e. On May 20, 1999 the Company issued 10,000,000 shares at $0.01 share under a Rule 504 offering which was satisfied by the issuance of promissory notes totaling $100,000 by the recipients of the stock. The notes bear interest at 5% per annum and were due May 1, 2000. These notes have been paid in full.

6.   INCOME TAXES

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved, due to the inability at this time to predict whether the company will have future income to offset against these loss carryforwards On June 30, 2000, the Company had approximately $3,400,000 of net loss carryforwards which are available through the year 2015.

7.   LEGAL PROCEEDINGS

     During 1999, a judgment was entered against Phoenix Summas Corporation (See Note 1) in the Fresno County Superior Court for the State of California. Sue B. Jones, an unrelated third party, against Harold Blethen, a former director of Phoenix Summas Corporation, brought the case. The lawsuit stemmed from an alleged real estate transaction involving the former director and the plaintiff. The Company has alleged that it was not a party to this transaction. In November 1999, based on the judgment entered against Phoenix Summas Corporation, the Company recorded a pretax charge of $1,938,000 to reserve for this judgment and at year-end recorded an additional $250,000 for accrued interest and other related costs. This charge has been reflected as an extraordinary item in the accompanying consolidated statement of operations and as a current liability in the accompanying consolidated balance sheet for the year ended June 30, 2000.

     The Company has retained legal counsel and is currently vigorously defending this judgment. Legal counsel is currently attempting to set aside the entry of default and default judgment. The Company believes that the judgment may be reversed, but at this time the probability of reversal cannot be determined.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

8.   SEGMENT INFORMATION

     The Company currently operates its business in one segment that of producing and servicing 3-D arcade games. This segment accounts for 100% of the revenues for the year ended June 30, 2000.

9.   RELATED PARTY TRANSACTIONS

          a. The Company has an agreement to market and distribute products developed or constructed by Dynamic Visions Development Corporation, a private corporation. The shareholders (including several key employees) of Dynamic Visions Development Corporation are also shareholders of i-Transaction.net Inc., the parent company of Dynamic Visions Ltd. Certain of the employees/shareholders of Dynamic Visions Development Corporation have provided administrative and sales support services to Dynamic Visions Ltd. without charge during the period. The cost of these services have not been accrued in the accompanying financial statements.

          b. Included in administrative expenses are fees of $21,000 paid to a director of the Company.

          c. The Company is in the process of acquiring the E-Pass software from a related party for $2,200,000 (See Note 11).

          d. The Company was charged $68,000 for services, by a Company with common shareholders, for development work related to the E-Pass software, and the accompanying financial statements reflect this liability.

10.  PRIOR PERIOD ADJUSTMENT

     The Company acquired 100% of Forum Energy, Inc. ("Forum") from Pilares Oil and Gas Inc. ("Pilares") on March 13, 1997 for 50,000 post-consolidated shares of common stock, (10,000,000 pre-consolidated shares of common stock) valued at $278,028,827 and par value of $10,000. On February 9, 1998 the Company returned the Oil and Gas properties owned by Forum to Pilares as per terms of an agreement. In return, the Company was to receive 45,000 post-consolidated shares of common stock (9,000,000 pre-consolidated shares of common stock). The Company has not received the shares and does not intend on pursuing the matter. Paid-in-capital as of June 30, 1998 has been restated to reflect the write-off of this investment.

i-TRANSACTION.NET INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



11.  SUBSEQUENT EVENTS

     On September 18, 2000, the Company acquired 100% of Athon Graphics and Marketing Inc. for $101,351 by issuing 14,742 shares. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the operating results of the Company from the date of acquisition. The Company expects that the entire purchase price will be allocated to goodwill.

     On February 23, 2000 the Company acquired, subject to certain contingencies in the acquisition agreement, 100% of the issued and outstanding common shares of ePass Canada.com Inc. ("ePass") from a related party for $2,200,000. The acquisition will be accounted for under the purchase method of accounting and accordingly the results of operations will be included in the results of the Company from the date of acquisition. ePass owns the software product ePass which is an integrated data and knowledge product. The purchase is not reflected in the accompanying financial statements until such time as the contingency clause is satisfied. The closing of this transaction and the satisfaction of the promissory note will occur upon 1.) the valuation of ePass Canada.com, Inc., 2.) a valuation of the ePass software, and/or 3.) completion of a successful financing that would allow full payment for the purchase price of the shares of the corporation.