Form 10QSB
period 2000-09-30
I-TRANSACTION NET INC
filed 2000-11-16
CIK 1106005

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended      September 30, 2000


Commission File Number     000-29425

                             I-TRANSACTION.NET, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey
   (State of jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

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

                       YES   X    NO
                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.0001 Par Value - 11,913,611 Shares as of October 31, 2000



                         The Exhibit Index is on Page 20
                        This document contains 21 pages.

                             I-TRANSACTION.NET, INC.
                                AND SUBSIDIARIES
                                      INDEX

-------------------------------------------------------------------------------

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for September 30, 2000 ...................3

         Consolidated Statement of Operations for the nine
          months ended September 30, 2000 and 1999............................4

         Consolidated Statement of Cash Flows for the nine
          months ended September 30, 2000 and 1999............................5

         Notes to Consolidated Financial Statements...........................8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................18


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K....................................20

         SIGNATURES..........................................................21

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                      SEPTEMBER 30,         June 30,
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                                               $     2,616        $      584
   Accounts receivable, net                                                                17,670             8,815
   Sundry assets                                                                            1,565                 -
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       21,851             9,399

Equipment, net                                                                             30,448            32,780

Goodwill                                                                                  141,388                 -

Due from affiliates                                                                         9,592            13,825

Other assets                                                                                3,500             3,500
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $     206,779    $       59,504
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES:
   Notes payable                                                                    $     134,955    $       95,069
   Accounts payable and accrued liabilities                                             2,397,896         2,333,697
   Customer deposits                                                                       10,135            31,200
   Loans payable, related party                                                            33,056            32,033
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               2,576,042         2,491,999
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 200,000,000 shares
authorized; 11,928,353 shares issued and outstanding                                       11,929            11,914
Additional paid-in-capital                                                              2,905,669         2,804,333
Cumulative translation adjustment                                                          (5,410)           (5,410)
Deficit accumulated during development stage                                           (5,281,451)       (5,243,332)
-------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                         (2,369,263)       (2,432,495)
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS AND STOCKHOLDERS' DEFICIENCY                                             $   206,779        $   59,504
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------

                                                                                                   FEBRUARY 28, 1997
                                          SEPTEMBER 30,        SEPTEMBER 30,        JUNE 30,  (DATE OF INCEPTION) TO
--------------------------------------------------------------------------------------------------------------------

Sales                                         $  37,206    $             -     $       67,239        $     104,445

Cost of sales                                     5,620                  -             51,516               57,136
--------------------------------------------------------------------------------------------------------------------

Gross profit                                     31,586                  -             15,723               47,309
--------------------------------------------------------------------------------------------------------------------

General, selling, and administration expense     15,005                  -            190,184              232,024

Interest                                         54,700                  -            250,000              304,700

Research and development                            -                    -             68,000               68,000

Consulting fees                                     -                246,500          493,615              493,615
--------------------------------------------------------------------------------------------------------------------
                                                 69,705              246,500        1,001,799            1,098,339
--------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before
   extraordinary item                           (38,119)            (246,500)        (986,076)          (1,051,030)

EXTRAORDINARY ITEM:

Legal judgment, net of  $761,247 tax benefit        -                    -         (1,176,755)          (1,176,755)
--------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes          (38,119)            (246,500)      (2,162,831)          (2,227,785)

Provision for income taxes                          -                    -           (761,247)            (761,247)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                      $ (38,119)          $ (246,500)    $ (2,924,078)        $ (2,989,032)
--------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS:

Foreign currency translation, net                   -                    -             (5,410)              (5,410)

COMPREHENSIVE LOSS                            $ (38,119)          $ (246,500)    $ (2,929,488)        $ (2,994,442)
--------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION FOR THE PERIOD ENDED SEPTEMBER 30, 2000:

   Income per share from continuing operations            $ 0.001
--------------------------------------------------------------------------------------------------------------------

   Income per share from extraordinary items                0.001
--------------------------------------------------------------------------------------------------------------------

   Basic net income per share                               0.001
--------------------------------------------------------------------------------------------------------------------

   Weighted average number of
     Shares                                            11,408,953
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)


-------------------------------------------------------------------------------------------------------------------

                                                                                 DEFICIT
                                                              ADDITIONAL     ACCUMULATED
                                                    COMMON     PAID-IN    DURING DEVELOP-
          ACTIVITY              SHARES               STOCK     CAPITAL        MENT STAGE           TOTAL
-------------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 27, 1997     132,755,304  $    1,342,086           -  $    (2,292,419)      $ (  950,333)

Reverse splits                (132,749,204)     (1,342,080)    1,342,080            -                    -

Issuance of shares relating
   to bankruptcy settlement          1,581               2       948,903            -              948,905

Shares issued for the
   acquisition of Forum Energy      50,000              50   278,018,977            -          278,019,027

Loss due to write off of
   Forum Energy                        -               -             -     (278,017,599)      (278,017,599)

Shares issued relating to
   bankruptcy settlement with
   creditors                       145,930             146        18,682              -             18,828

Net loss from operations
   at June 30, 1998                    -               -             -          (18,828)           (18,828)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998,            203,611               204 280,328,642   (280,328,846)                   -
    AS PREVIOUSLY REPORTED

Adjustment for the write-off of
  Forum Energy                         -               -    (278,017,599)   278,017,599                -
-------------------------------------------------------------------------------------------------------------------

RESTATED JUNE 30, 1998             203,611              204    2,311,043     (2,311,247)               -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of shares relating
   to bankruptcy settlement          5,000               5           995            -                1,000

Shares issued for cash, net     10,000,000          10,000        65,000            -               75,000

Shares issued for services           5,000               5         3,995            -                4,000

Loss from operations for the
   year ended June 30, 1999            -               -             -           (8,007)            (8,007)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999          10,213,611          10,214     2,381,033     (2,319,254)            71,993
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of 1,000,000 shares
   for acquisition of ITNI       1,000,000           1,000       249,000            -              250,000

Issuance of 700,000 shares
   for acquisition of Dynamic      700,000             700       174,300            -              175,000

Foreign currency translation           -               -            -               -               (5,410)

Loss from operations for the
   year ended June 30, 2000            -               -            -        (2,924,078)        (2,924,078)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000          11,913,611        $ 11,914     $ 2,804,333   (5,243,332)      $ (2,432,495)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of 14,742 shares for
   acquisition of Athon             14,742              15       101,337            -              101,352

Loss from operations for the
   three month period ended
   September 30, 2000                  -               -             -          (38,119)           (38,119)
-------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2000              11,928,353        $ 11,929    $2,905,670    $(5,281,451)      $  2,369,262)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                       THREE MONTH            THREE MONTH       YEAR ENDED        FEBRUARY 28, 1997
                                      PERIOD ENDED            PERIOD ENDED         JUNE 30,  (DATE OF INCEPTION) TO
                                  SEPTEMBER 30, 2000    SEPTEMBER 30, 1999            2000       SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------
NET LOSS                               $ (38,119)             $ (246,500)    $ (2,924,078)          $ (2,970,204)

Adjustment to reconcile net loss to
   net cash provided by (used in)
    operating activities:
   Depreciation expense                    3,737                     -             53,208                 56,945
   Interest expense                       54,700                     -            250,000                304,700
   Extraordinary item - legal judgement      -                       -          1,938,002              1,938,002
   Consulting fees                           -                   246,500          493,615                493,615
Changes in assets and liabilities:
   Increase in accounts receivable        (1,239)                    -             (8,815)               (10,054)
   Increase in sundry asset               (1,565)                    -                -                     (537)
   Decrease in note receivable               -                       -            100,000                100,000
   (Decrease) increase in accounts
    payable and accrued liabilities         (399)                    -             (6,208)                18,393
   Increase (decrease) in deposits       (21,065)                    -                -                  (21,065)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                   (3,950)                    -           (104,276)               (90,205)
-------------------------------------------------------------------------------------------------------------------
Investing activities:
   Increase (decrease) in promissory note    726                     -             95,069                 (4,205)
   Advances from (to) affiliates, net      4,233                     -             15,201                 19,434
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                    4,959                     -            110,270                 15,229
-------------------------------------------------------------------------------------------------------------------
Financing activities:
   Issuance of stock                         -                       -                -                   80,000
   Loan payable to related party           1,023                     -                -                    3,007
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing
   activities                              1,023                     -              5,994                 83,007
-------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH PRIOR TO EFFECT
   OF EXCHANGE RATE ON CASH                2,032                     -              5,994                  8,031

EFFECT OF EXCHANGE RATE ON CASH              -                       -             (5,410)                (5,410)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                       2,032                     -                584                    -

CASH AT BEGINNING OF PERIOD                  584                     -                -                      -
-------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                 $    2,616             $       -      $         584          $       2,616
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES:

The Company had no cash equivalents at September 30, 2000 and 1999.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

The Company acquired all the stock of i-Transaction.net, Inc. and Dynamic Visions, Ltd. for stock as follows:

                                              Total       Value of
   COMPANY ACQUIRED                   SHARES ISSUED    ACQUISITION
   ----------------                   -------------   ------------
   i-Transaction.net. Inc.            1,000,000       $ 250,000
   Dynamic Visions. Ltd.                700,000       $ 175,000
   Athon Graphics and Marketing Inc.     14,742       $ 141,388

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------




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

     GOING CONCERN

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the company as a going concern. However, during the year ended June 30, 2000 and the three month period ended September 30, 2000, the Company experienced, and continues to experience going concern and liquidity problems. The Company has incurred a net loss of $(2,924,078) and net income of ($38,119) for the year ended June 30, 2000 and three month period ended September 30, 2000, respectively. The loss for the year ended June 30, 2000 is primarily related to a judgment that was entered against Phoenix Summas Corporation, which was the corporate name prior to the name change that occurred October 1999 (see Note 7). The Company's consolidated financial position also reflects a working capital deficiency of $(2,554,191) and a stockholders' deficiency of $(2,369,263) as of September 30, 2000.

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

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Dynamic Visions Ltd., i-Transaction.net Inc., a Bahamian Corporation and Athon Graphics and Marketing Inc. All inter-company balances and transactions have been eliminated on consolidation.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)


-------------------------------------------------------------------------------


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

     EQUIPMENT

     Equipment is recorded at cost and are being depreciated on the straight-line method over their estimated useful lives which approximates five years.

     FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity.

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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Cont'd.)

     NET LOSS PER SHARE - (cont'd.)

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

2.   EQUIPMENT

     Equipment consists of the following:

------------------------------------------------------------------------------------------------------

                                                                          Accumulated          Net Book
                                                          Cost           Depreciation             Value
------------------------------------------------------------------------------------------------------

      Equipment (Dynamic Acquisition)                 $ 21,637               $ 15,642         $   5,995
      Orion Game Systems                                64,351                 39,898            24,453
------------------------------------------------------------------------------------------------------

                                                      $ 85,988               $ 55,540          $ 30,448
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------



4.        LOANS PAYABLE, RELATED PARTY

          The loans payable related party, consisting of advances for working capital, are non-interest bearing and contain no fixed terms of repayment.

5.        ACQUISITIONS

      a. On September 29, 1999 the Company acquired 100% of the outstanding common stock of i-Transaction.net Inc., a Bahamian Corporation, from a related party, by issuing 1,000,000 shares of common stock which were issued and subject to Rule 144 of Securities and Exchange Act of 1933. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations will be included in the results of operations for the Company from the date of acquisition.

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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------


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

     e. On May 20, 1999 the Company issued 10,000,000 shares at $0.01 share under a Rule 504 offering which was satisfied by the issuance of promissory notes, totalling $100,000, by the recipients of the stock. The notes bear interest at 5% per annum and were due May 1, 2000. These notes have been paid in full.

        On September 18, 2000, the Company acquired 100% of Athon Graphics and Marketing Inc. for $101,351 by issuing 14,742 shares and assuming net liabilities of $40,037. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the operating results of the Company from the date of acquisition. The Company expects that the entire purchase price will be allocated to goodwill.

6.   INCOME TAXES

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carry forward has been fully reserved, due to the inability at this time to predict whether the company will have future income to offset against these loss carry forwards. On September 30, 2000, the Company had approximately $3,400,000 of net loss carry forwards which are available through the year 2015.

7.   LEGAL PROCEEDINGS

     During 1999, a judgment was entered against Phoenix Summas Corporation
     (See Note 1) in the Fresno County Superior Court for the State of California. Sue B. Jones, an unrelated third party, against Harold Blethen, a former director of Phoenix Summas Corporation, brought the case. The lawsuit stemmed from an alleged real estate transaction involving the former director and the plaintiff. The Company has alleged that it was not a party to this transaction. In November 1999, based on the judgment entered against Phoenix Summas Corporation, the Company recorded a pretax charge of $1,938,000 to reserve for this judgment and at year-end recorded an additional $304,700 for accrued interest and other related costs. This charge has been reflected as an extraordinary item in the accompanying consolidated statement of operations and as a current liability in the accompanying consolidated balance sheet for the year ended September 30, 2000.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)





7.       LEGAL PROCEEDINGS - (Cont'd.)

         The Company has retained legal counsel and is currently vigorously defending this judgement. Legal counsel is currently attempting to set aside the entry of default and default judgement. The Company believes that the judgement may be reversed, but at this time the probability of reversal cannot be determined.


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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------



11.  COMMITMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dynamic Visions Sales

For the period ended September 30, 2000 Dynamic had sales of $37,206. These sales consisted of revenues from three gaming systems that have been placed in use at a Dave & Busters location in Toronto, Ontario and from several development contracts that Dynamic has been awarded, including contracts to develop simulation software that will be used to train Canadian military personnel in the use of certain weapons systems.

The Company intends to continue its efforts to sell Orion Game Systems to family entertainment centers and arcade venues. The Company is enhancing the game play and is developing new virtual reality input devices.

The Company also will seek development contracts from private entities and the Canadian military. The Company already develops simulation software for the Canadian military.

ePass Canada Sales

In March 2000, the Company entered into an agreement to purchase ePass Canada and began enhancing the ePass software that company had developed. The Company has not completed that transaction as it is contingent upon an independent valuation of ePass Canada and the ePass software and/or financing to satisfy the purchase price. ePass Canada derives its revenue from licensing its software and sharing in revenue generated by ePass enabled sites. During the quarter ended September 30, 2000 the Company sold no ePass licenses and derived no revenue from the ePass software.

The Company will use sales staff in both Canada and the United States to seek licensees for the software. Licensees will be customer service oriented companies who will purchase a license for ePass software. The Company will also customize the software to meet customer needs.


COSTS AND EXPENSES

Costs of Sales

For the quarter ended September 30, 2000 the Company had revenues of $37,206 and the cost of sales was $5,620. The Company did not have any sales in fiscal 1999 or in the year ago quarter. All the Company's sales were derived from its Dynamic Visions subsidiary. Likewise, all the costs of sales are attributable to Dynamic Visions.

Selling, General and Administrative

The company had selling, general and administrative expenses of $15,005 for the quarter needed September 30, 2000 as compared to SG&A expenses of $8,007 in the previous fiscal year. There were no SGA expenses in the year ago quarter. The increase in SG&A expense is due to the acquisition of Dynamic Visions and expansion in anticipation of the closing of the ePass acquisition.


Interest Expense

The Company accrued interest in the amount of $54,700. This represents accrued interest on the judgment against the Company in the amount of $1.93 million, and other related costs.

Capital Expenditures and Depreciation

The Company had no capital expenditures during the quarter ended September 30, 2000.


Research and Development

The company had no research and development costs for the fiscal period. In the prior fiscal year there were research and development costs of $68,000. There were no funds expended for research and development in the year-ago quarter.

Liquidity and Capital Resources

The following table presents a summary of the Registrants cash flows for the last two fiscal years:



----------------------------------------------------------------------------------------------------------------------
                                              Quarter Ended September 30, 2000       Quarter Ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (required) by                                         $3,950                                     --
operating activities
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (used) by investing                                   $4,959                                     --
activities
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing                                   $1,023                                     --
activities
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         $2,032                                     --
----------------------------------------------------------------------------------------------------------------------



The Company has relied on loans from shareholders to meet its cash needs and plans to raise additional funds through placement of the Company's common stock.

                                     PART II

Item 1.           Legal Proceedings

                  In March 2000 the company became aware of a judgment entered against a Phoenix Summas Corp., which would appear to be a similar name to the former name of the company, Phoenix Summus Corp. that was filed in California in 1999. The judgment in the amount of $1,938,002 was the result of a default being entered against the Company in the case of Sue B. Jones v. Harold Blethen, ET AL. Case No. 5634126, Fresno County Superior Court (California). The Company was not aware that any lawsuit had been initiated against it and disavows any claim made by the Plaintiff in that case. The Company is vigorously defending against this claim.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

Exhibit
  No.    Description.

  27     Financial Data Schedule

(b) No reports on Form 8-K have been filed for the period ended September 30, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         i-transaction.net, inc.




By: /s/ DAVID BRUCE
    --------------------------
        David Bruce, President

In accordance with the Exchange Act, this report has been signed below by the folowing persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ DAVID BRUCE
    -----------------------------------
        David Bruce, President/Director

By: /s/ THOMAS WEISNER
    -------------------------
        Thomas Weisner, CEO

By: /s/ STAFFORD GREENE
    -------------------------
        Stafford Greene, CFO

By: /s/ JOANNE BROEDERS
    -----------------------------
        Joanne Broeders, Director