Form 10QSB
period 2000-12-31
I-TRANSACTION NET INC
filed 2001-02-15
CIK 1106005

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended      December 31, 2000


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