Form 10QSB/A
period 2000-12-31
I-TRANSACTION NET INC
filed 2001-02-21
CIK 1106005

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended      December 31, 2000

Commission File Number     000-29425

                             I-TRANSACTION.NET, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey
   (State of jurisdiction of                    (I.R.S. Employer
 incorporation or organization)               Identification Number)

21 Four Seasons Place, Suite 520, Toronto Ontario       M9B 6J9
   (Address of principal executive offices)            (Zip Code)

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

         Consolidated Balance Sheet for December 31, 2000 ...............3

         Consolidated Statement of Operations for the six
          months ended December 31, 2000 and 1999........................4

         Consolidated Statement of Cash Flows for the six
          months ended December 31, 2000 and 1999........................5

         Notes to Consolidated Financial Statements......................8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................18


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...............................20

         SIGNATURES.....................................................21

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

FOR THE SIX MONTH PERIOD ENDED
DECEMBER 31, 2000

                             I-TRANSACTION.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

                                    CONTENTS



                                                                                PAGE
                                                                                ----
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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2000
(UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,          June 30,
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                                          -      $       584
   Accounts receivable, net                                                 27,589            8,815
   Sundry assets                                                             7,716                -
----------------------------------------------------------------------------------------------------
Total current assets                                                        35,305            9,399
Equipment, net                                                              26,716           32,780
Goodwill                                                                   141,388                -
Due from affiliates                                                              -           13,825
Other assets                                                                 3,500            3,500
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $   206,909      $    59,504
----------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT LIABILITIES:
   Notes payable                                                       $   129,216       $   95,069
   Accounts payable and accrued liabilities                              2,554,870        2,333,697
   Customer deposits                                                        10,135           31,200
   Loans payable, related party                                             92,910           32,033
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                2,787,131        2,491,999
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 200,000,000 shares
authorized; 11,928,353 shares issued and outstanding                        11,929           11,914
Additional paid-in-capital                                               2,905,669        2,804,333
Cumulative translation adjustment                                           (5,410)          (5,410)
Deficit accumulated during development stage                            (5,492,410)      (5,243,332)
----------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                          (2,580,222)      (2,432,495)
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   206,909       $   59,504
----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED
DECEMBER 31, 2000 AND 1999
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                             FEBRUARY 28, 1997
                                                      DECEMBER 31,     DECEMBER 31,         JUNE 30,    (DATE OF INCEPTION) TO
                                                              2000             1999             2000         DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------
Sales                                                  $    53,927      $     1,707      $    67,239               $   137,887
Cost of sales                                               19,951              836           51,516                    71,467
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                34,336              871           15,723                    50,059
------------------------------------------------------------------------------------------------------------------------------
General, selling, and administration expense               158,414           43,717          190,184                   375,433
Interest                                                   125,000            1,817          250,000                   375,000
Research and development                                        --               --           68,000                    68,000
Consulting fees                                                 --               --          493,615                   493,615
------------------------------------------------------------------------------------------------------------------------------
                                                           283,414           45,534        1,001,799                 1,312,048
------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before
   extraordinary item                                     (249,078)         (44,663)        (986,076)               (1,261,989)
EXTRAORDINARY ITEM:
Legal judgment, net of  $761,247 tax benefit                    --               --       (1,176,755)               (1,176,755)
------------------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                    (249,078)         (44,663)      (2,162,831)               (2,438,744)
Provision for income taxes                                      --               --         (761,247)                 (761,247)
------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                               $  (249,078)     $   (44,663)     $(2,924,078)              $(3,199,991)
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS:
Foreign currency translation, net                               --               --           (5,410)                   (5,410)
COMPREHENSIVE LOSS                                     $  (249,078)     $   (44,663)     $(2,929,488)              $(3,205,401)
------------------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION FOR THE PERIOD ENDED DECEMBER 31, 2000:

   Income per share from continuing operations            $ 0.001
-------------------------------------------------------------------------------
   Income per share from extraordinary items                0.001
-------------------------------------------------------------------------------
   Basic net income per share                               0.001
-------------------------------------------------------------------------------
   Weighted average number of Shares                   11,408,953
-------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 DEFICIT
                                                                               ADDITIONAL    ACCUMULATED
                                                                  COMMON          PAID-IN   DURING DEVELOP-
          ACTIVITY                                  SHARES         STOCK          CAPITAL     MENT STAGE              TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 27, 1997                     132,755,304     $1,342,086            -      $ (2,292,419)        $ (950,333)
Reverse splits                                (132,749,204)    (1,342,080)      1,342,080              -                  -
Issuance of shares relating
   to bankruptcy settlement                          1,581              2         948,903              -            948,905
Shares issued for the
   acquisition of  Forum Energy                     50,000            50      278,018,977                       278,019,027
Loss due to write off of
   Forum Energy                                          -             -                -   (278,017,599)      (278,017,599)
Shares issued relating to
   bankruptcy settlement with
   creditors                                       145,930           146           18,682              -             18,828
Net loss from operations
   at June 30, 1998                                      -             -                -        (18,828)           (18,828)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998,                            203,611           204      280,328,642   (280,328,846)                 -
    AS PREVIOUSLY REPORTED
Adjustment for the write-off of
  Forum Energy                                           -             -     (278,017,599)   278,017,599                  -
----------------------------------------------------------------------------------------------------------------------------
RESTATED JUNE 30, 1998                             203,611           204        2,311,043     (2,311,247)                 -
----------------------------------------------------------------------------------------------------------------------------
Issuance of shares relating
   to bankruptcy settlement                          5,000             5              995              -              1,000
Shares issued for cash, net                     10,000,000        10,000           65,000              -             75,000
Shares issued for services                           5,000             5            3,995              -              4,000
Loss from operations for the
   year ended June 30, 1999                              -             -                -         (8,007)            (8,007)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                          10,213,611        10,214        2,381,033     (2,319,254)            71,993
----------------------------------------------------------------------------------------------------------------------------
Issuance of 1,000,000 shares
   for acquisition of ITNI                       1,000,000         1,000          249,000              -            250,000
Issuance of 700,000 shares
   for acquisition of Dynamic                      700,000           700          174,300              -            175,000
Foreign currency translation                             -             -                -              -             (5,410)
Loss from operations for the
   year ended June 30, 2000                              -             -                -     (2,924,078)        (2,924,078)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                          11,913,611      $ 11,914      $ 2,804,333  $  (5,243,332)      $ (2,432,495)
----------------------------------------------------------------------------------------------------------------------------
Issuance of 14,742 shares for
   acquisition of Athon                             14,742            15          101,337              -            101,352
Loss from operations for the
   Six Month Period ended
   December 31, 2000                                     -             -                -       (249,078)          (249,078)
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                               11,928,353      $ 11,929       $2,905,670    $(5,492,410)       $(2,580,221)
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED
DECEMBER 31, 2000 AND 1999
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                 SIX MONTH           SIX MONTH         YEAR ENDED      FEBRUARY 28, 1997
                                              PERIOD ENDED        PERIOD ENDED           JUNE 30,  (DATE OF INCEPTION) TO
                                         DECEMBER 31, 2000   DECEMBER 31, 1999               2000     DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $ (249,078)        $ (44,663)        $ (2,924,078)         $ (3,173,156)

Adjustment to reconcile net loss to
   net cash provided by (used in)
    operating activities:
   Depreciation expense                              6,064             4,632               53,208               59,272
   Interest expense                                125,000                 -              250,000               375,000
   Extraordinary item - legal judgement                  -                 -            1,938,002             1,938,002
   Consulting fees                                       -                 -              493,615               493,615
Changes in assets and liabilities:
   Changes in non-cash working capital               8,581            52,359               84,977               112,032
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                           (109,433)           12,328             (104,276)             (195,235)
--------------------------------------------------------------------------------------------------------------------------
Investing activities:
   Increase (decrease) in promissory note           34,147           100,000               95,069                29,216
   Advances from (to) affiliates, net               13,825           (11,825)              15,201                29,026
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                             47,972            88,715              110,270                58,242
--------------------------------------------------------------------------------------------------------------------------
Financing activities:
   Issuance of stock                                     -                 -                    -                80,000
   Loan payable to related party                    60,877                 -                    -                62,403
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing
   activities                                       60,877                 -                5,994               142,403
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH PRIOR TO EFFECT
   OF EXCHANGE RATE ON CASH                           (584)                -                5,994                 5,410
EFFECT OF EXCHANGE RATE ON CASH                          -                 -               (5,410)               (5,410)
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                  (584)          101,043                  584                     -
CASH AT BEGINNING OF PERIOD                            584                 -                    -                     -
--------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                              $     -       $   101,043           $      584            $        -
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

The Company had no cash equivalents at December 31, 2000 and 1999.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

The Company acquired all the stock of i-Transaction.net, Inc. and Dynamic Visions, Ltd. for stock as follows:

                                              TOTAL       VALUE OF
   COMPANY ACQUIRED                   SHARES ISSUED    ACQUISITION
   ----------------                   -------------    -----------
   i-Transaction.net. Inc.                1,000,000      $ 250,000
   Dynamic Visions. Ltd.                    700,000      $ 175,000
   Athon Graphics and Marketing Inc.         14,742      $ 141,388

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

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

     GOING CONCERN

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the company as a going concern. However, during the year ended June 30, 2000 and the Six Month Period ended December 31, 2000, the Company experienced, and continues to experience going concern and liquidity problems. The Company has incurred a net loss of $(2,924,078) and net loss of ($249,078) for the year ended June 30, 2000 and Six Month Period ended December 31, 2000, respectively. The loss for the year ended June 30, 2000 is primarily related to a judgment that was entered against Phoenix Summas Corporation, which was the corporate name prior to the name change that occurred October 1999 (see Note 7). The Company's consolidated financial position also reflects a working capital deficiency of $(2,751,826) and a stockholders' deficiency of $(2,580,222) as of December 31, 2000.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Dynamic Visions Ltd., i-Transaction.net Inc., a Bahamian Corporation and E-Pass Digital Communications Inc.( formerly Athon Graphics and Marketing Inc.) All inter-company balances and transactions have been eliminated on consolidation.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

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

     The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation, it also revised the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per hare have been restated for all periods presented to be consistent with SFAS No. 128.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

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

2.   EQUIPMENT

     Equipment consists of the following:

----------------------------------------------------------------------------------------
                                                              Accumulated       Net Book
                                                      Cost   Depreciation          Value
----------------------------------------------------------------------------------------
     Equipment (Dynamic Acquisition)              $ 21,637       $ 15,642       $  5,995
     Orion Game Systems                             64,351         39,898         20,721
----------------------------------------------------------------------------------------
                                                  $ 85,988       $ 55,540       $ 26,716
----------------------------------------------------------------------------------------

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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

5.   ACQUISITIONS - (Cont'd.)

     c. On September 18, 2000, the Company acquired 100% of E-Pass Digital Design Inc.( formerly Athon Graphics and Marketing Inc. for $101,351 by issuing 14,742 shares and assuming net liabilities of $40,037. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the operating results of the Company from the date of acquisition. The Company expects that the entire purchase price will be allocated to goodwill.

6.   INCOME TAXES

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carry forward has been fully reserved, due to the inability at this time to predict whether the company will have future income to offset against these loss carry forwards. On December 31, 2000, the Company had approximately $3,700,000 of net loss carry forwards which are available through the year 2015.

7.   LEGAL PROCEEDINGS

     In March 2000 the company became aware of a judgment entered against a Phoenix Summas Corp., which would appear to be a similar name to the former name of the company Phoenix Summus Corp. that was filed in California in 1999. The judgment in the amount of $1,938,002 was the result of a default being entered against the Company in the case of Sue B. Jones v. Harold Blethen, ET AL. Case No. 5634126, Fresno County Superior Court (California). The Company was not aware that any lawsuit had been initiated against it and disavows any claim made by the Plaintiff in that case. The Company has retained legal counsel to have the claim set aside.

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------


7.   SEGMENT INFORMATION

     The Company currently operates its business in one segment that of producing and servicing 3-D arcade games. This segment accounts for 100% of the revenues for the year ended December 31, 2000.


8.   RELATED PARTY TRANSACTIONS

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

I-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------


9.   COMMITMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dynamic Visions Sales

For the six month period ended December 31, 2000 Dynamic had sales of $53,927 as compared to $1,707 in the same period in 1999. These sales consisted of revenues from three gaming systems that have been placed in use at a Dave & Busters location in Toronto, Ontario and from several development contracts that Dynamic has been awarded, including contracts to develop simulation software that will be used to train Canadian military personnel in the use of certain weapons systems.

The Company intends to continue its efforts to sell Orion Game Systems to family entertainment centers and arcade venues. The Company is enhancing the game play and is developing new virtual reality input devices.

The Company also will seek development contracts from private entities and the Canadian military. The Company already develops simulation software for the Canadian military.

ePass Canada Sales

In March 2000, the Company entered into an agreement to purchase ePass Canada and began enhancing the ePass software that company had developed. The Company has not completed that transaction as it is contingent upon an independent valuation of ePass Canada and the ePass software and/or financing to satisfy the purchase price. ePass Canada derives its revenue from licensing its software and sharing in revenue generated by ePass enabled sites. During the quarter ended December 31, 2000 the Company sold no ePass licenses and derived no revenue from the ePass software.

The Company will use sales staff in both Canada and the United States to seek licensees for the software. Licensees will be customer service oriented companies who will purchase a license for ePass software. The Company will also customize the software to meet customer needs.


COSTS AND EXPENSES

Costs of Sales

For the six months ended December 31, 2000 the Company had revenues of $53,927 and the cost of sales was $19,951. All the Company's sales were derived from its Dynamic Visions subsidiary. Likewise, all the costs of sales are attributable to Dynamic Visions.

Selling, General and Administrative

The company had selling, general and administrative expenses of $158,414 for the six months ended December 31, 2000 as compared to SG&A expenses of $43,717 in the year ago period.


Interest Expense

                                     PART II

Item 1.           Legal Proceedings

                  In March 2000 the company became aware of a judgment entered against a Phoenix Summas Corp., which would appear to be a similar name to the former name of the company, Phoenix Summus Corp. that was filed in California in 1999. The judgment in the amount of $1,938,002 was the result of a default being entered against the Company in the case of Sue B. Jones v. Harold Blethen, ET AL. Case No. 5634126, Fresno County Superior Court (California). The Company was not aware that any lawsuit had been initiated against it and disavows any claim made by the Plaintiff in that case. The Company has retained legal counsel to have the claim set aside.

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

                  None.

Item 6.           Exhibits and Reports on Form 8-K

(a)               EXHIBIT INDEX

Exhibit
  No.     Description.
  27      Financial Data Schedule

(b) The Company filed a Form 8-K on September 27, 2000 disclosing a change in auditors. There was no dispute with the prior auditors.

The Company accrued interest in the amount of $125,000. This represents accrued interest on the judgment against the Company in the amount of $1.93 million, and other related costs.

Capital Expenditures and Depreciation

The Company had no capital expenditures during the quarter ended December 31, 2000.


Research and Development

The company had no research and development costs for the fiscal period. In the prior fiscal year there were research and development costs of $68,000. There were no funds expended for research and development in the year-ago quarter.

Liquidity and Capital Resources

The following table presents a summary of the Registrants cash flows for the last two fiscal years:

-------------------------------------------------------------------------------------------------
                                         Six Months Ended                        Six Months Ended
                                         December 31, 2000                      December 31, 1999
-------------------------------------------------------------------------------------------------
Net Cash Provided (required)                    $(109,433)                                $12,328
by operating activities
-------------------------------------------------------------------------------------------------
Net Cash Provided (used) by                        $47,972                                $88,715
investing activities
-------------------------------------------------------------------------------------------------
Net cash provided (used) by                        $60,877                                     --
financing activities
-------------------------------------------------------------------------------------------------
Net increase (decrease) in                          $(584)                               $101,043
cash
-------------------------------------------------------------------------------------------------


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