Form 10QSB
period 2001-03-31
I-TRANSACTION NET INC
filed 2001-05-29
CIK 1106005

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended      March 31, 2001


Commission File Number     000-29425

                             i-TRANSACTION.NET, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey
   (State of jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

      2011 Dundas Street East suite 103, Mississagua, Ont     L4X 1M2
           (Address of principal executive offices)          (Zip Code)

                                 (905) 629-0934
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO
                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.0001 Par Value - 11,913,611 Shares as of May 15, 2001




                        This document contains 26 pages.

                             i-TRANSACTION.NET, INC.
                                AND SUBSIDIARIES
                                      INDEX

------------------------------------------------------------------------------

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for March 31, 2001 .......................3

         Consolidated Statement of Operations for the six
          months ended march 31, 2001 and 2000................................4

         Consolidated Statement of Cash Flows for the nine
          months ended March  31, 2001 and 2000...............................5

         Notes to Consolidated Financial Statements...........................9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................19


PART II. OTHER INFORMATION

         SIGNATURES..........................................................22
i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
   Cash                                                        $            440
   Accounts receivable, net                                              12,143
   Sundry assets                                                          8,338
-------------------------------------------------------------------------------

Total current assets                                                     20,921

Equipment, net                                                           21,574

Goodwill                                                                141,388

Other assets                                                              3,500
-------------------------------------------------------------------------------

TOTAL ASSETS                                                      $     187,383
-------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES:
   Notes payable                                                  $     107,600
   Accounts payable and accrued liabilities                           2,486,049
   Customer deposits                                                      1,205
   Loans payable, related payable                                       127,819
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             2,722,673
-------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 200,000,000 shares
  authorized; 11,928,353 shares issued and outstanding                   83,084
Additional paid-in-capital                                            2,905,669
Cumulative translation adjustment                                         6,806
Deficit accumulated during development stage                        (5,530,849)
-------------------------------------------------------------------------------

Total stockholders' deficiency                                      (2,535,290)
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $     187,383
-------------------------------------------------------------------------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTH PERIODS ENDED
MARCH 31, 2001
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                                             NINE MONTH      NINE MONTH     THREE  MONTH    THREE MONTH      FEB. 28, 1997
                                            PERIOD ENDED    PERIOD ENDED    PERIOD ENDED   PERIOD ENDED  (DATE OF INCEPTION)
                                          MARCH 31, 2001   MARCH 31, 2000  SEPT. 30, 2000  SEPT. 30, 1999   TO DEC. 31, 2000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Sales                                      $    94,146       29,934        $ 20,979    $    1,707       $     121,526

Cost of sales                                   24,333        4,649          19,103           836              71,467
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                    69,813       25,285           1,876           871              50,059
---------------------------------------------------------------------------------------------------------------------------

General, selling, and administration expense   230,194      159,162         120,626        33,458             375,433

Interest                                       125,000        1,817          62,500         1,817             375,000

Research and development                           -                           -              -                68,000

Consulting fees                                    -                           -              -               493,615
---------------------------------------------------------------------------------------------------------------------------

                                               355,194      160,979         183,126        35,275           1,312,048
---------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before
   extraordinary item                         (285,381)    (135,694)       (181,250)      (34,404)         (1,261,989)

EXTRAORDINARY ITEM:

Legal judgment, net of  $761,247 tax benefit       -     (1,938,002)            -             -            (1,176,755)
--------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes        (285,381)  (2,073,696)       (181,250)      (34,404)         (2,438,744)

Provision for income taxes                         -                            -             -              (761,247)
--------------------------------------------------------------------------------------------------------------------------

NET LOSS                                    $ (285,381)  (2,073,696)     $ (181,250)    $ (34,404)       $ (3,199,991)
--------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE LOSS:

Foreign currency translation, net                2,136          -               -             -                (5,410)

COMPREHENSIVE LOSS                          $ (287,517)  (2,073,696)     $ (181,250)    $ (34,404)       $ (3,205,401)
--------------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION FOR THE PERIOD ENDED MARCH 31, 2001:

   Income (loss) per share from continuing operations     $ (0.019)
--------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

   Basic net income (loss) per share                       (0.019)
--------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

   Weighted average number of
     Shares                                            14,780,953
---------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                     DEFICIT
                                                              ADDITIONAL         ACCUMULATED
                                                   COMMON        PAID-IN     DURING DEVELOP-
          ACTIVITY                 SHARES           STOCK        CAPITAL          MENT STAGE           TOTAL
-------------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 27, 1997     132,755,304  $    1,342,086     $        -   $    (2,292,419)     $     (950,333)

Reverse splits                (132,749,204)     (1,342,080)     1,342,080                 -                   -

Issuance of shares relating
   to bankruptcy settlement          1,581               2        948,903                 -             948,905

Shares issued for the
   acquisition of Forum Energy      50,000              50    278,018,977                 -         278,019,027

Loss due to write off of
   Forum Energy                          -               -              -      (278,017,599)       (278,017,599)

Shares issued relating to
   bankruptcy settlement with
   creditors                       145,930             146         18,682                 -              18,828

Net loss from operations
   at June 30, 1998                      -               -              -           (18,828)            (18,828)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998,            203,611             204    280,328,642      (280,328,846)                  -
    AS PREVIOUSLY REPORTED

Adjustment for the write-off of
  Forum Energy                           -               -   (278,017,599)      278,017,599                   -
-------------------------------------------------------------------------------------------------------------------

RESTATED JUNE 30, 1998             203,611             204      2,311,043       (2,311,247)                   -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of shares relating
   to bankruptcy settlement          5,000               5            995                -               1,000

Shares issued for cash, net     10,000,000          10,000         65,000                -              75,000

Shares issued for services           5,000               5          3,995                -               4,000

Loss from operations for the
   year ended June 30, 1999              -               -              -           (8,007)             (8,007)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999          10,213,611          10,214      2,381,033       (2,319,254)             71,993
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of 1,000,000 shares
   for acquisition of ITNI       1,000,000           1,000        249,000                -             250,000

Issuance of 700,000 shares
   for acquisition of Dynamic      700,000             700        174,300                -             175,000

Foreign currency translation             -               -              -                -              (5,410)

Loss from operations for the
   year ended June 30, 2000              -               -              -       (2,924,078)         (2,924,078)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000          11,913,611        $ 11,914    $ 2,804,333      $(5,243,332)      $  (2,432,495)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Issuance of 14,742 shares for
   acquisition of Athon             14,742              15        101,337                -             101,352

Shares issued for services         250,000          50,825              -                -              50,825


Shares issued for services         100,000          20,330              -                -              20,330

Shares issued "in trust" for
The acquisition of Epass        10,000,000               -              -                -                   -

Loss from operations for the
   Nine Month Period ended
   March 31, 2001                        -               -              -         (287,517)           (287,517)
-------------------------------------------------------------------------------------------------------------------

MARCH  31, 2001                 22,278,353        $ 83,084   $  2,905,670      $(5,530,849)      $  (2,547,505)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE AND THREE MONTH PERIODS ENDED
MARCH 31, 2001
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                       NINE MONTH      NINE MONTH      THREE  MONTH    THREE MONTH      FEB. 28, 1997
                                     PERIOD ENDED    PERIOD ENDED      PERIOD ENDED   PERIOD ENDED (DATE OF INCEPTION)
                                    MARCH 31, 2001 MARCH 31, 2000    SEPT. 30, 2000 SEPT. 30, 1999   TO DEC. 31, 2000
---------------------------------------------------------------------------------------------------------------------
NET LOSS                              $ (287,517)     (2,073,696)     $ (181,250)         (34,404)      $ (3,173,156)

Adjustment to reconcile net loss to
   net cash provided by (used in)
    operating activities:
   Depreciation expense                   10,984           6,452           3,768            4,632             59,272
   Interest expense                      125,000                          62,500              -              375,000
   Extraordinary item - legal judgement      -                               -                -            1,938,002
   Consulting fees                           -                               -                -              493,615
Changes in assets and liabilities:
   Changes in non-cash working capital   (41,908)      1,960,853          48,659           47,727            112,032
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   operating activities                 (193,441)       (106,391)        (66,323)          17,955           (195,235)
--------------------------------------------------------------------------------------------------------------------

Investing activities:
   Increase (decrease) in promissory note 12,531        (100,000)            -            100,000             29,216
    Capital expenditures                       -          47,981               -                -                  -
   Goodwill                                    -          72,815             -                  -                  -
Advances from (to) affiliates, net        13,825               -           9,592          (16,912)            29,026
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   investing activities                   26,356         (20,796)          9,592           83,088             58,242
--------------------------------------------------------------------------------------------------------------------

Financing activities:
   Notes payable                               -               -          (5,739)             -                  -
   Bank loan                                   -         107,231               -              -                  -
   Bank indebtedness                           -          20,270               -              -                  -
   Issuance of stock                      71,155           4,200              -               -               80,000
   Loan payable to related party          95,786          95,103          59,854              -               62,403
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing
   activities                            166,941         226,804          54,115              -              142,403
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH PRIOR TO EFFECT
   OF EXCHANGE RATE ON CASH                 (144)         99,617          (2,616)         101,043              5,410

EFFECT OF EXCHANGE RATE ON CASH              -                 -             -                -               (5,410)
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                        (144)         99,917          (2,616)         101,043                -

CASH AT BEGINNING OF PERIOD                  584               -           2,616              -                  -
--------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD               $        440    $     99,917 $           -          $ 101,043   $             -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)
-------------------------------------------------------------------------------




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

         GOING CONCERN

         The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the company as a going concern. However, during the nine month period ended March 31, 2001 and the six month period ended December 31, 2000, the Company experienced, and continues to experience going concern and liquidity problems. The Company has incurred a net loss of $(287,517) and net loss of ($249,078) for the nine month period ended March 31, 2001 and Six Month Period ended December 31, 2000, respectively. The Company's consolidated financial position also reflects a stockholders' deficiency of $(2,618,660) as of March 31, 2001. The stockholder's deficiency is the result of a judgement that was entered against Phoenix Summas Corporation, which was the corporate name prior to the name change that occurred October 1999. (See note 7).

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

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Dynamic Visions Ltd., i-Transaction.net Inc., a Bahamian Corporation and E-Pass Digital Communications Inc. (formerly Athon Graphics and Marketing Inc.) All inter-company balances and transactions have been eliminated on consolidation.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


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

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


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

2.       EQUIPMENT

         Equipment consists of the following:

         ----------------------------------------------------------------------

                                                  Accumulated          Net Book
                                  Cost           Depreciation             Value
         -----------------------------------------------------------------------

         Equipment            $ 22,155               $ 14,478         $   8,166
          Orion Game Systems    60,420                 46,523            13,897
         ----------------------------------------------------------------------

                              $ 82,575               $ 61,001          $ 21,574
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------


3.       NOTES PAYABLE

         a) The operating loan is secured by a personal guarantee and a postponement and assignment Of claim from one of the shareholders of the Company's parent. The loan is currently in default. The lender has released the personal guarantees of certain shareholders of the Company's parent in exchange for a cash payment from the shareholders. The shareholders have agreed not to seek repayment from the Company of the cash payment.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


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

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


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

            On September 18, 2000, the Company acquired 100% of E-Pass Digital Design Inc. (formerly Athon Graphics and Marketing Inc. for $101,351 by issuing 14,742 shares and assuming net liabilities of $40,037. The acquisition will be accounted for under the purchase method of accounting, and accordingly the results of operations will be included in the operating results of the Company from the date of acquisition. The Company expects that the entire purchase price will be allocated to goodwill.

6.       INCOME TAXES

         Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carry forward has been fully reserved, due to the inability at this time to predict whether the company will have future income to offset against these loss carry forwards. On March 31, 2001, the Company had approximately $3,700,000 of net loss carry forwards which are available through the year 2015.

7.       LEGAL PROCEEDINGS

         During 1999, a judgment was entered against Phoenix Summas Corporation (See Note 1) in the Fresno County Superior Court for the State of California. Sue B. Jones, an unrelated third party, against Harold Blethen, a former director of Phoenix Summas Corporation, brought the case. The lawsuit stemmed from an alleged real estate transaction involving the former director and the plaintiff. The Company has alleged that it was not a party to this transaction. In November 1999, based on the judgment entered against Phoenix Summas Corporation, the Company recorded a pretax charge of $1,938,000 to reserve for this judgment and at year-end recorded an additional $375,000 for accrued interest and other related costs. This charge has been reflected as an extraordinary item in the accompanying consolidated statement of operations and as a current liability in the accompanying consolidated balance sheet.

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


7.       LEGAL PROCEEDINGS - (Cont'd.)

         The Company has retained legal counsel and is currently vigorously defending this judgement. Legal counsel is currently attempting to set aside the entry of default and default judgement. The Company believes that the judgement may be reversed, but at this time the probability of reversal cannot be determined.


8.       SEGMENT INFORMATION

         The Company currently operates its business in one segment that of producing and servicing 3-D arcade games. This segment accounts for 100% of the revenues for the year ended March 31,2001.


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

i-TRANSACTION.NET INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)
-------------------------------------------------------------------------------


11.      COMMITMENTS

         On February 23, 2000 the Company acquired, subject to certain contingencies in the acquisition agreement, 100% of the issued and outstanding common shares of ePass Canada.com Inc. ("ePass") from a related party for $2,200,000. The acquisition will be accounted for under the purchase method of accounting and accordingly the results of operations will be included in the results of the Company from the date of acquisition. ePass owns the software product ePass which is an integrated data and knowledge product. The purchase is not reflected in the accompanying financial statements until such time as the contingency clause is satisfied. The closing of this transaction and the satisfaction of the promissory note will occur upon 1.) the valuation of ePass Canada.com, Inc., 2.) a valuation of the ePass software, and/or 3.) completion of a successful financing that would allow full payment for the purchase price of the shares of the corporation. On January 12, 2001 the Company issued 10,000,000 restricted shares "in trust" in anticipation of the closing this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DYNAMIC VISIONS SALES

For the nine month period ended March 31, 2001 Dynamic had sales of $94,146 as compared to $29,934 in the same period in 2000. These sales consisted of revenues from three gaming systems that have been placed in use at a Dave & Busters location in Toronto, Ontario, royalties payable to DVL and from several development contracts that Dynamic has been awarded.

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


COSTS AND EXPENSES

COSTS OF SALES

For the nine months ended March 31, 2001 the Company's cost of sales was $24,333. All the Company's sales were derived from its Dynamic Visions subsidiary. Likewise, all the costs of sales are attributable to Dynamic Visions.

SELLING, GENERAL AND ADMINISTRATIVE

The company had selling, general and administrative expenses of $230,194 for the nine months ended March 31, 2001 as compared to SG&A expenses of $159,162 in the year ago period. The increase was due to the addition of new programmers and sales personnel in anticipation of the completion of the acquisition of ePass Canada.


INTEREST EXPENSE

The Company accrued interest in the amount of $125,000. This represents accrued interest on the judgment against the Company in the amount of $1.93 million, and other related costs.

CAPITAL EXPENDITURES AND DEPRECIATION

The Company had no capital expenditures during the quarter ended March 31, 2001.


RESEARCH AND DEVELOPMENT

The company had no research and development costs for the fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Registrants cash flows for the last two fiscal years:



                                                            Nine Months Ended                      Nine Months Ended
                                                               March 31, 2001                         March 31, 2000
Net Cash Provided (required) by                                     $(193,441)                             $(106,391)
operating activities
Net Cash Provided (used) by investing                                  $26,356                              $(20,796)
activities
Net cash provided (used) by financing                                 $166,941                                226,804
activities
Net increase (decrease) in cash                                         $(144)                                $99,617



The Company has relied on loans from shareholders to meet its cash needs and plans to raise additional funds through placement of the Company's common stock.

PLAN OF OPERATION

The Company intends to complete its acquisition of ePass Canada in the fourth fiscal quarter and concentrate on continued development of the ePass Operating System and the roll-out of its Tourism web site application.

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

(b) The Company did not file any reports on Form 8-K during the quarter.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         I-Transaction.net, Inc.




By: /s/ David Bruce
    -------------------------
        David Bruce, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Bruce
    -------------------------
    David Bruce, President/Director

By: /s/ Thomas Weisner
    -------------------------
    Thomas Weisner, CEO

By: /s/ Stafford Greene
    -------------------------
    Stafford Greene, CFO

By: /s/ Joanne Broeders
    -------------------------
    Joanne Broeders, Director